Form 10-Q
period 2001-05-31
RIPPED CANADA ARTISTS INC /
filed 2001-08-02
CIK 1140738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-1Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001


                           RIPPED CANADA ARTISTS INC.


                                    ONTARIO


              56 TEMPERANCE STREET
              6TH FLOOR
              TORONTO, ONTARIO                      M5H 3V5


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  416.363.2114


INDICATE BY CHECK MARK THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.




                                YES             NO
                                    -------        -------

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, ON AUGUST 1, 2001 WAS 4,407,238.

                         Ripped Canada Artists Inc.
                     (Formerly: Findore Gold Resources Ltd.)
                              Financial Statements
                            (Prepared by Management)
                                  May 31, 2001



                                                               Page

Balance Sheet                                                     2
Statement of Loss and Deficit                                     3
Statement of Cash Flows                                           4
Notes to Financial Statements                                 5 - 6


                           Ripped Canada Artists Inc.
                                  Balance Sheet
                               As at May 30, 2001

                                     ASSETS


                                                                                 Six Months Ended       Year Ended
                                                                                      May 31,          November 30,
                                                                                       2001               2000
                                                                                 -------------      ---------------
CURRENT
    Cash                                                                         $       1,058      $          765
    Marketable securities                                                               45,000                   -
    Accounts receivable                                                                     37      -          337
                                                                                 -------------      --------------
                                                                                        46,095               1,102
                                                                                 -------------      --------------

OTHER
    Organization costs                                                                  15,847              16,447
    Investment in private company                                                       75,000              75,000
    Investment in film production                                                      418,614             416,061
    Oil and gas                                                                              -              45,000
    Mining claims and deferred exploration expenditures                                 15,000             254,527
                                                                                 -------------      --------------
                                                                                       524,461             807,035
                                                                                 -------------      --------------

                                                                                 $     570,556      $      808,137
                                                                                 =============      ==============

                                   LIABILITIES
CURRENT
    Accounts payable and accrued liabilities                                     $      53,414      $       44,113
    Loans and advances from related parties                                             90,032              80,274
                                                                                 -------------      --------------

    Total Liabilities                                                                  143,446             124,387
                                                                                 -------------      --------------

                              SHAREHOLDERS EQUITY

SHARE CAPITAL   (Note 2)                                                             1,188,196           1,160,071

DEFICIT (Page 3)                                                                      (761,086)           (476,321)
                                                                                 --------------     ---------------
                                                                                       427,110             683,750
                                                                                 -------------      --------------

                                                                                 $     570,556      $      808,137
                                                                                 =============      ==============




See accompanying unaudited notes to financial statements

                           Ripped Canada Artists Inc.
                          Statement of Loss and Deficit
                            (Prepared by Management)


                                                                                 Six Months Ended       Year Ended
                                                                                      May 31,             May 31,
                                                                                       2001                2000
                                                                                 -------------      ---------------

Office, general and administrative
    Management fees, salaries and benefits                                        $     21,000       $           -
    Office, general and administration                                                  14,335               2,226
    Rent                                                                                 4,750                   -
    Legal and audit                                                                      2,300                 500
    Transfer agent's fees                                                                2,253                   -
    Amortization                                                                           600                   -
                                                                                 -------------      ---------------

                                                                                        45,238               2,726
                                                                                 -------------      ---------------

Loss before the under noted item                                                       (45,238)             (2,726)
Write down of mining claims and deferred exploration expenditures                     (239,527)
                                                                                  -------------      -------------
Net Loss for the Period                                                               (284,765)             (2,726)

Deficit, Beginning of Year                                                            (476,321)           (162,459)
                                                                                  -------------      --------------

DEFICIT, END OF PERIOD                                                            $   (761,086)      $    (165,185)
                                                                                  =============      ==============

NET LOSS PER SHARE                                                                $     (0.09)       $     (0.00)
                                                                                  ============       =============






See accompanying unaudited notes to financial statements

                           Ripped Canada Artists Inc.
                        Statement of Changes in Cash Flow
                            (Prepared by Management)



                                                                                 Six Months Ended       Year Ended
                                                                                      May 31,             May 31,
                                                                                       2001                2000
                                                                                 -------------      ---------------
Cash provided by (Used in):
     Operating Activities
     Net loss for the period                                                      $    (284,765)     $      (2,726)
     Add: items not affecting cash:
     Write down of mining claims and development expenditures                           239,527                  -
     Amortization                                                                           600                800
                                                                                  -------------      -------------
                                                                                        (44,638)            (1,926)
     Changes in non-cash operating working capital balances                             (35,289)            (1,490)
                                                                                  --------------     --------------

     (Used in) Operating Activities                                                     (79,827)            (3,416)
                                                                                  --------------     --------------

     Financing Activities
     Issuance of common shares                                                           28,125                  -
     Loans and advances from related parties                                              9,758              1,250
                                                                                  -------------      -------------

     Provided by Financing Activities                                                    37,883              1,250
                                                                                  -------------      -------------

     Investing Activities
     Investment in film production                                                       (2,663)                 -
     Reduction in oil and gas                                                            45,000              1,250
                                                                                  -------------      -------------

     (Used in) Investing Activities                                                      42,337              1,250
                                                                                  -------------      -------------

     Increase (Decrease) in Cash                                                            293             (2,166)

     Cash, beginning of period                                                              765              2,730
                                                                                  -------------      -------------

     CASH, END OF PERIOD                                                          $       1,058      $         537
                                                                                  =============      =============





See accompanying notes to financial statements

-------------------------------------------------------------------------------


                              Ripped Canada Artists
                     (Formerly: Findore Gold Resources Ltd.)
                          Notes to Financial Statements
                                November 30, 2000

                           Ripped Canada Artists Inc.
                          Notes to Financial Statements
                            (Prepared by Management)
                                  May 31, 2001


1.   Summary of Significant Accounting Policies

     The accompanying policies and methods followed in preparing these financial statements are those used by Ripped Canada Artists Inc. (the "Company") as set out in the November 30, 2000 audited financial statements. However, the unaudited financial statements for the six months ended May 31, 2001 do not conform in all respects to the disclosures and information that is required for annual financial statements. For further information, see the Company's annual November 30, 2000 audited financial statements.

     The enclosed unaudited financial statements for the six months ended May 31, 2001 conform to generally accepted accounting principles in Canada for financial reporting for interim financial statements.

     In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Operating results for the six months ended May 31, 2001 is not indicative of the results that may be expected for the full year ended November 30, 2000.

2.   Share Capital

     a) Authorized- An unlimited number of Common shares
            - An unlimited number of Class A shares, without par value, non-voting
            - An unlimited number of Class B shares, without par value, non-voting


                                                          Number           $
                                                        ---------     ----------

    b) Issued:
       Common Shares
         Balance, November 30, 2000                     3,069,738      1,160,071

         Issued on acquisition of film rights             300,000          6,000
         Issued on exercise of employee stock options     912,500         22,125
                                                        ---------     ----------
         Issued in period                               1,212,500         28,125
                                                        ---------     ----------

         Balance:  May 31, 2001                         4,282,238     $1,188,196
                                                        =========     ==========


3.   Income taxes
     As at May 31, 2001, the Company's income tax expense was nil. No benefit has been recognized in these financial statements.

     The future income tax assets and liabilities that may result from differences in tax values and accounting values have not been reflected in these financial statements.


-------------------------------------------------------------------------------