Form 10-Q
period 2001-08-31
RIPPED CANADA ARTISTS INC /
filed 2001-10-31
CIK 1140738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-1Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001
                                                ---------------

                           RIPPED CANADA ARTISTS INC.
                           -------------------------

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


                                YES    X        NO
                                    -------        -------

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, ON OCTOBER 31, 2001 WAS 4,407,238.

                           Ripped Canada Artists Inc.
                     (Formerly: Findore Gold Resources Ltd.)
                              Financial Statements
                            (Prepared by Management)
                                 August 31, 2001


                                                                           Page

Balance Sheet                                                                2
Statement of Loss and Deficit                                                3
Statement of Cash Flows                                                      3
Notes to Financial Statements                                              4 - 5




                               RIPPED CANADA ARTISTS INC.
                                 INTERIM BALANCE SHEETS
                                   August 31st, 2001
                                (Prepared by Management)

Assets
------
                                                             August           November
                                                               31               30
                                                              2001             2000
                                                           ===========      ===========
Current assets:
   Cash                                                    $     1,761      $       765
   Marketable securities (Note 4)                               45,000             --
   Accounts receivable                                              37              337
                                                           -----------      -----------
                                                                46,798            1,102
                                                           ===========      ===========

   Organization costs                                      $    10,072      $    16,447
   Investment in private company                                75,000           75,000
   Investment in film and audio productions                    423,702          416,061
   Oil and gas assets                                             --             45,000
   Mining claims and deferred exploration expenditures            --            254,527
                                                           -----------      -----------
                                                               508,774          807,035
                                                           -----------      -----------

                                                           $   555,572      $   808,137
                                                           ===========      ===========

Liabilities
-----------

Current liabilities:
   Accounts payable and accrued liabilities                $    38,113      $    44,113
   Loans and advances from related parties                     140,232           80,274
                                                           -----------      -----------

         Total Liabilities                                     178,345          124,387
                                                           -----------      -----------

Shareholders Equity
-------------------

SHARE CAPITAL (Note 2)                                       1,194,696        1,160,071

DEFICIT (Page 3)                                              (817,469)        (476,321)
                                                           -----------      -----------

                                                               377,227          683,750
                                                           -----------      -----------

                                                           $   555,572      $   808,137
                                                           ===========      ===========







See accompanying notes to financial statements


                                           RIPPED CANADA ARTISTS INC.
                                         STATEMENTS OF LOSS AND DEFICIT
                                      3rd Quarter Ended August 31st, 2001
                                      (Prepared by Management - Unaudited)



                                                                 2001                           2000

                                                        3 Month       Year to         3 Month         Year to
                                                         Period         Date           Period           Date
INCOME
     Revenue from disk sales                           $   6,150      $   6,150      $    --        $    --
 EXPENSES
     Abandoned mining claims                              20,949        260,476           --             --
     Management fees                                      33,000         45,000         18,000         18,000
     Consulting fees                                      12,765         12,765          5,000          5,000
     Office, general and administration                   (4,692)         9,643          2,734          4,960
     Occupancy costs                                       2,250          7,000          3,750          3,750
     Legal and audit                                        --            2.300          2,700          3,200
     Listing fees & transfer agent fees                    1,486          3,739          3,800          3,800
     Amortization                                          5,775          6,375          3,375          3,375
                                                          71,533        347,297         39,359         42,085
Net loss for the period                                  (65,383)      (341,148)       (39,359)       (42,085)
Deficit, Beginning of Period                            (752,086)      (476,321)      (129,185)      (362,323)
DEFICIT, END OF PERIOD                                  (817,469)      (817,469)      (168,544)      (404,408)
NET LOSS PER SHARE                                     $  (0.016)     $  (0.079)     $  (0.012)     $  (0.013)




                                            STATEMENTS OF CASH FLOWS
                                     3rd. Quarter Ended August 31st., 2001
                                      (Prepared by Management - Unaudited)


                                                                 2001                           2000

                                                        3 Month       Year to         3 Month         Year to
                                                         Period         Date           Period           Date
CASH PROVIDED BY (USED IN):
Operating Activities
     Net loss for the period                           $ (65,383)     $(341,148)     $ (39,359)     $ (42,085)
     Add (Deduct) item not affecting
       Amortization                                        5,775          6,375          3,375          3,375
       Write down of mining claims and development
       expenditures                                       20,949        260,476           --             --
                                                         (38,659)       (74,297)       (35,984)       (38,710)
     Changes in non-cash operating working capital
     balances                                            (12,361)       (11,649)        (1,221)        (1,911)
                                                         (51,020)       (85,946)       (37,205        (40,621)
Financing Activities
     Issuance of common shares                             6,500         34,625         36,000         36,000
     Loans and advances from related parties              50,200         59,958         27,820         29,070
                                                          56,700         94,583         63,820         65,070
Investing Activities
     Investment in film production                        (4,978)        (7,641)       (22,305)       (22,305)
     Investment in marketable securities                    --          (45,000)          --             --
     Reduction in oil and gas assets                        --           45,000           --             --
                                                          (4,978)        (7,641)       (22,305)       (22,035)
INCREASE (DECREASE) IN CASH                                  702            996          4,310          2,144
CASH, BEGINNING OF PERIOD                                  1,059            765            537          2,703
CASH, END OF PERIOD                                        1,761          1,761          4,847          4,847


                           Ripped Canada Artists Inc.
                          Notes to Financial Statements
                            (Prepared by Management)
                                 August 31, 2001

1.   Summary of Significant Accounting Policies

     The accompanying policies and methods followed in preparing these financial statements are those used by Ripped Canada Artists Inc. (the "Company") as set out in the November 30, 2000 audited financial statements. However, the unaudited financial statements for the nine months ended August 31, 2001 do not conform in all respects to the disclosures and information that is required for annual financial statements. For further information, see the Company's annual November 30, 2000 audited financial statements.

     The enclosed unaudited financial statements for the nine months ended August 31, 2001 conform to generally accepted accounting principles in Canada for financial reporting for interim financial statements.

     In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Operating results for the nine months ended August 31, 2001 is not indicative of the results that may be expected for the full year ended November 30, 2000.

2.   Share Capital

     a) Authorized- An unlimited number of Common shares

          - An unlimited number of Class A shares, without par value, non-voting
          - An unlimited number of Class B shares, without par value, non-voting

     b) Issued:                                         Number            $
                                                      -----------   -----------
      Common Shares
         Balance, November 30, 2000                     3,069,738     1,160,071

         Issued on acquisition of film rights             300,000         6,000
         Issued on exercise of employee stock options     937,500        28,125
                                                      -----------   -----------
         Issued in period                               1,237,500        34,625
                                                      -----------   -----------

         Balance:  August 31, 2001                      4,307,238   $ 1,194,696
                                                      ===========   ===========

     c) Employee stock option plan

     As at August 31, 2001 there were stock options outstanding to employee's and officers of 217,500 which entitles the holder to acquire common shares as follows:

          -    125,000 at $0.50 per share until October 16, 2005
          -    27,500 at $ 0.25 per share until November 24, 2002
          -    30,000 at $0.35 per share until March 27, 2006
          -    20,000 at $0.35 per share until April 23, 2003 and;
          -    15,000 at $ 0.25 per share until June 19, 2003

                           Ripped Canada Artists Inc.
                          Notes to Financial Statements
                            (Prepared by Management)
                                 August 31, 2001


3.   Income taxes

     As at August 31, 2001, the Company's income tax expense was nil. No benefit has been recognized in these financial statements.

     The future income tax assets and liabilities that may result from differences in tax values and accounting values have not been reflected in these financial statements.