Form 10-K
period 2001-11-30
RIPPED CANADA ARTISTS INC /
filed 2002-04-22
CIK 1140738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED NOVEMBER 30, 2001
                                         -----------------

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

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, ON NOVEMBER 30, 2001 WAS 4,757,238.

--------------------------------------------------------------------------------









                           Ripped Canada Artists Inc.
                              Financial Statements
                                November 30,2001


                                                                        Page
                                                                        ----

Auditor's Report to the Shareholders                                       2
Balance Sheet                                                              3
Statement of Loss and Deficit                                              4
Statement of Cash Flows                                                    5
Notes to Financial Statements                                         6 - 10

Wm. Andrew Campbell C.A.                                  Tel.: (416) 363 - 6273
56 Temperance Street, 6th. `Floor,                         Fax: (416) 363 - 9982
Toronto, Ontario
M5H - 3V5

--------------------------------------------------------------------------------




To the Shareholders of:
Ripped Canada Artists Inc.
(Formerly: Findore Gold Resources Inc.)


I have audited the balance sheets of Ripped Canada Artists Inc. as at November 30, 2001 and 2000 and the statements of loss and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted an audit in accordance with generally accepted auditing standards in Canada. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2001 and 2000 and the results of its operations and the cash flows for the year ended in accordance with generally accepted accounting principles.


Signed  "Wm. Andrew Campbell"
Chartered Accountant
Toronto, Ontario
April 19, 2002



                                       Ripped Canada Artists Inc.
                                             Balance Sheet
                                    As at November 30, 2001 and 2000

                                                 ASSETS
                                                 ------

                                                                         2001                 2000
                                                                     -------------      --------------
CURRENT
    Cash                                                             $       3,150      $          765
    Accounts receivable                                                      3,012                 337
                                                                     -------------      --------------
                                                                             6,162               1,102
                                                                     -------------      --------------

OTHER
    Organization costs                                                       7,947              16,447
    Investment in private companies (note  4)                              100,000              75,000
    Investment in TV, Film and Video productions (note 5)                  516,886             416,061
    Oil and gas interests (note  6)                                         45,000              45,000
    Mining claims and deferred exploration expenditures (note 3)                 -             254,527
                                                                     -------------      --------------
                                                                           669,833             807,035
                                                                     -------------      --------------
                                                                     $     675,995      $      808,137
                                                                     =============      ==============

                                              LIABILITIES
                                              -----------
CURRENT
    Accounts payable and accrued liabilities                         $      48,299      $       44,113
    Loans and advances from related parties (Note 7)                       171,714              80,274
                                                                     -------------      --------------
    Total Liabilities                                                      220,013             124,387
                                                                     -------------      --------------

                                          SHAREHOLDERS EQUITY
                                          -------------------

SHARE CAPITAL (Note 8)                                                   1,285,071           1,160,071
DEFICIT (Page 4)                                                          (829,089)           (476,321)
                                                                     --------------     ---------------
                                                                           455,982             683,750
                                                                     -------------      --------------
                                                                     $     675,995      $      808,137
                                                                     =============      ==============


Approved on behalf of the Board:




  Signed:    "Drew Currah"                   :Director
  ----------------------------------------------------

  Signed:     "Ben Fuschino"                 :Director
  ----------------------------------------------------




See accompanying notes to financial statements
Refer to Auditor's Report appearing on Page 2



                                    Ripped Canada Artists Inc.
                                  Statement of Loss and Deficit
                          For the Year Ended November 30, 2001 and 2000


                                                                        2001             2000
                                                                    ------------   -------------
Income
Revenue from disk sales                                             $     12,300   $           -
                                                                     -----------    ------------


Office, general and administrative
    Management fees, salaries and benefits                                60,000          25,885
    Legal and audit                                                        5,000          19,850
    Office, general and administration                                     9,816          11,109
    Rent                                                                   6,750          10,000
    Transfer agent's fees                                                  3,450           8,827
    Consulting fees                                                        6,792           5,503
    Travel, entertainment and investor relations                           4,283           4,324
    Amortization                                                           8,500           8,500
                                                                    ------------   -------------
                                                                         104,591          93,998
                                                                    ------------   -------------

Loss before the under noted item                                         (92,291)        (93,998)
Write down of mining claims and deferred exploration expenditures       (260,477)        (20,000)
                                                                    -------------  --------------
Net Loss for the Year                                                   (352,768)       (113,998)
Deficit, Beginning of Year                                              (476,321)       (362,323)
                                                                    -------------  --------------
DEFICIT, END OF YEAR                                                $   (829,089)  $    (476,321)
                                                                    =============  ==============
NET LOSS PER SHARE                                                  $      (0.05)  $       (0.05)
                                                                    ============   =============






See accompanying notes to financial statements
Refer to Auditor's Report appearing on Page 2



                                      Ripped Canada Artists Inc.
                                  Statement of Changes in Cash Flow
                            For the Year Ended November 30, 2001 and 2000


                                                                           2001              2000
                                                                      -------------    -------------
Cash provided by (Used in):
Operating Activities
Net (loss) for the year                                               $    (352,768)   $    (113,998)
Add: item not affecting cash:
Amortization                                                                  8,500            8,500
Write down of mining claims and deferred exploration expenditures           260,477           20,000
                                                                      -------------    -------------
                                                                            (83,791)         (85,498)
Changes in non cash operating working capital balances (Note 9)               1,511           27,677
                                                                      -------------    -------------
(Used in) Operating Activities                                              (82,280)         (57,821)
                                                                      --------------   --------------

Financing Activities
Issuance of common shares for cash                                           12,500          482,850
Loans and advances from related parties                                      91,440           33,657
                                                                      -------------    -------------
Provided by Financing Activities                                            103,940          516,507
                                                                      -------------    -------------

Investing Activities
Investment in film production                                               (13,325)        (416,061)
Additions to organization costs                                                   -          (17,000)
Additions to mining claims and deferred exploration expenditures             (5,950)         (27,563)
                                                                      --------------   --------------
(Used in) Investing Activities                                              (19,275)        (460,624)
                                                                      --------------   --------------

Decrease in Cash                                                              2,385           (1,938)
Cash, beginning of year                                                         765            2,703
                                                                      -------------    -------------
CASH, END OF YEAR                                                     $       3,150    $         765
                                                                      =============    =============








See accompanying notes to financial statements
Refer to Auditor's Report appearing on Page 2

                           Ripped Canada Artists Inc.
                          Notes to Financial Statements
                                November 30, 2001

1.   Nature of Business and Going Concern Considerations

          Ripped Canada Artists Inc (formerly: Findore Gold Resources Ltd.) (Herein the "Company") was incorporated on June 19, 1997 under the Ontario Business Corporations Act. The Company is listed for trading on the Canadian Unlisted Board ("CUB").

          During the fiscal year ended November 30, 2000, the Company decided to change its primary business focus from investing in resource related activities to TV, Film and Video production and distribution activities. The Company is in the process of disposing of its resource related assets on a timely basis.

          The Company's ability to continue on a going concern basis, which contemplates the payment of its liabilities as they become due is dependent upon its ability to generate sufficient cash from new equity, operations and other means to pay its liabilities and ultimately become profitable on its TV, Film and Video productions and distribution.

2.   Summary of Significant Accounting Policies

     (a)  Measurement uncertainty
          The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure or contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The assets and liabilities, which require management to make significant estimates and assumptions in determining carrying values, include mining properties and deferred exploration expenditures.

     (b)  Mineral exploration properties
          Costs of acquisitions of mining properties and all deferred exploration expenditures less related recoveries are capitalized. The Company follows the cost reduction method in accounting for option payments received whereby the proceeds received reduce expenditures on the related property. When the amounts received exceed expenditures, the related property's carrying value is reduced to $1 and the excess is recorded as income.

          The costs of properties, which are abandoned or impaired in value, are written down in the year of abandonment or impairment.

          Upon commencement of commercial production, all related deferred property acquisition; exploration and development expenditures will be amortized and matched with future revenues.

          The amounts capitalized represent costs to be charged to operations in the future and do not necessarily reflect the present or future values of the particular properties.

          Administration   expenses  are  charged  to  operations  in  the  year
          incurred.


     (c)  Oil and gas interests
          The Company follows the successful effort method of accounting for oil and gas properties. Under this method the initial acquisition and start up costs together with the cost of drilling, equipping and developing successful wells are capitalized. Exploration expenditures on dry holes are charged to operations.

                           Ripped Canada Artists Inc.
                          Notes to Financial Statements
                                November 30, 2001

3.   Summary of Significant Accounting Policies (continued):

     (d)  Financial instruments-
          The carrying value of all of the Company's financial instruments included in the working capital approximates their fair values since these instruments have short-term maturity dates.

     (e)  Loss per share-
          The loss per share is computed on the basis of the weighted average number of shares outstanding during the year.

     (f)  Investment in Film, TV and Video productions
          Certain of the Company's mineral exploration activities are conducted jointly with others. These financial statements reflect only the Company's proportionate interest in such activities

     (g)  Organization costs
          Organization costs are recorded at cost. Amortization is being provided using the straight-line basis over a three-year period.

     (h)  Stock-based compensation
          The Company has a stock option plan. No compensation expense is recognized for this plan when stock options are issued to directors and employees. Any consideration paid by directors and employees on exercise of stock options is credited to share capital . (i) Income taxes

          On January 1, 2000, the Company adopted the liability method of accounting for income taxes in accordance with the recommendations of the Canadian Institute of Chartered Accountants. The recommendations have been applied retroactively, with no significant effect on the accounts of prior years. Future income tax relates to the expected consequences of differences between the carrying amount of balance sheet items and their corresponding tax values. Future tax assets are recognized only to the extent that, in the opinion of management, it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment or substantive enactment.

                           Ripped Canada Artists Inc.
                          Notes to Financial Statements
                                November 30, 2001

3.   Mining claims and deferred exploration expenditures

                                                                                       2001           2000
                                                                                   ------------  -------------
     Goldfeast Property -50% interest in 46 claims
     Townships of Godfrey, Carscullen and Bristol, District of Cochrane, Ontario
     Mining claims                                                                 $          -  $      85,135
     Deferred exploration expenditures                                                        -        161,849
                                                                                   ------------  -------------
                                                                                   $          -  $     246,974
                                                                                   ============  =============

          Townships of Godfrey, Carscullen and Bristol
          --------------------------------------------
          The Company has an option to acquire a 50% working interest in the property, known as the "Goldfeast Property" which consists of 46 claims. In order to earn its interest the Company paid $40,000 and agreed to issue 200,000 common shares (issued).

4.   Investment in private companies

          On November 7, 2000 the Company issued 250,000 ($75,000) common shares to acquire a 30% interest in Axelblabe Entertainment Ltd. (a Private Ontario Corporation), which is in the business of producing and distributing TV, Film and Video production rights.

          On July 16, 2001 the Company issued 100,000 ($25,000) common shares to
          acquire  a  20%   interest  in  Biopress   Inc.  (A  Private   Ontario
          Corporation), which is in the business of farm waste management.

5.   Investment in TV, Film and Video Productions

          The Company participates in 3 TV and Film Productions whereby it can earn a participation of up to 20% of net revenue earned from the sale and lease of film rights.

6.   Oil and Gas interests

          The Company owns a 100% interest in oil and gas leases (#549910079) on 640 acres of land in N.E. Alberta. On November 7, 2000, the Company signed a letter of agreement with an unrelated party, to sell its investment, however to date of the auditor's report the requirement for recognizing any gain or loss on the transaction have not been met, accordingly, the investment has been recorded at cost.

7.   Related Party Transactions

          The advances from related parties are interest free and have no fixed repayment terms. A Company controlled by the President was paid $60,000; (2000; $24,000) for management services provided and $6,750 and $10,000 in 2000 for office rent.

                           Ripped Canada Artists Inc.
                          Notes to Financial Statements
                                November 30, 2001

8.   Share Capital

     a)   Authorized- An unlimited number of Common shares

          - An unlimited number of Class A shares, without par value, non-voting
          - An unlimited number of Class B shares, without par value, non-voting

     b) Issued:                                                      Number               $
                                                                 -------------    -------------
         Common Shares
         Balance, November 30, 1999                                  1,882,988          557,221
                                                                 -------------    -------------

         Issued for property                                           100,000           20,000
         Issued in settlement of debt                                   93,750           18,750
         Issued on acquisition of film rights                          625,000          437,500
         Issued on exercise of employee stock options                  368,000           81,600
                                                                 -------------    -------------
         Issued in 2000                                              1,186,750          602,850
                                                                 -------------    -------------

         Balance, November 30, 2000                                  3,069,738        1,160,071

         Issued for private company                                    100,000           25,000
         Issued on acquisition of film and video tape rights           650,000           87,500
         Issued on exercise of employee stock options                  937,500           12,470
                                                                 -------------    -------------
         Issued in 2001                                              1,687,500          124,970
                                                                 -------------    -------------

         Balance:  November 30, 2001                                 4,757,238    $   1,285,071
                                                                 =============    =============


          Officers, directors and employee stock option plan
          Under a management and key employee incentive option plan the Company has granted to certain officers, directors and key employees, stock options to purchase up to 10% of the issued and outstanding common shares of the Company at any given time.

          As at November 30, 2001, options were outstanding to purchase up to 65,000 at prices between $0.25 and $0.35 per share until March 27,2006.

9.   Changes in Non-Cash Operating Working Capital Balances

                                                     2001                2000
                                                -------------      -------------
     Cash provided by (used for):
     Accounts receivable                         $     (2,675)     $         637
     Accounts payable and accrued liabilities           4,186             27,040
                                                 ------------      -------------
                                                 $      1,511      $      27,677
                                                 ============      =============

                           Ripped Canada Artists Inc.
                          Notes to Financial Statements
                                November 30, 2001

10.  Future income taxes:

          The Company's effective income tax rate differs from the amount that would be computed by applying the federal and provincial statutory rate of 43% (2000-43%) to the net loss for the year. The reason for the difference is as follows:

                                                         2001          2000
                                                    -------------  -----------
         Income tax recovery based on statutory rate $   (152,000) $   (49,000)
         Unrecorded tax benefit of losses                 152,000       49,000
                                                     ------------  -----------
                                                     $          -  $         -
                                                     ============  ===========

          The Company has non-capital losses for income tax purposes of $ 401,000 the benefit of which has not been reflected in these financial statements. Unless sufficient taxable income is earned, these losses will expire in the following years:

         2004                                       23,000
         2005                                      133,000
         2006                                       68,000
         2007                                       85,000
         2008                                       92,000
                                               -----------
                                               $   401,000
                                               ===========

11.  Comparative figures

          Certain figures shown in the year 2000 have been reclassified to conform to the method adopted for the current year.