Form 10-Q
period 2002-02-28
RIPPED CANADA ARTISTS INC /
filed 2002-05-01
CIK 1140738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002
                                                -----------------

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

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, ON FEBRUARY 28, 2002 WAS 4,757,238.

--------------------------------------------------------------------------------












                           Ripped Canada Artists Inc.
                              Financial Statements
                                   (Unaudited)
                                February 28, 2002












--------------------------------------------------------------------------------


                                 Ripped Canada Artists Inc.
                                        Balance Sheet

                                           ASSETS
                                           ------

                                                        Three Months Ended     Year Ended
                                                            February 28,      November 30,
                                                               2002               2001
                                                          -------------      --------------
CURRENT                                                    (Unaudited)          (Audited)
    Cash                                                  $         421      $        3,150
    Accounts receivable                                           3,012               3,012
                                                          -------------      --------------
                                                                  3,433               6,162
                                                          -------------      --------------

OTHER
    Organization costs                                            5,822               7,947
    Investment in private film production company               100,000             100,000
    Investment in TV and film productions                       520,794             516,886
    Marketable securities                                        45,000              45,000
                                                          -------------      --------------
                                                                671,616             669,833
                                                          -------------      --------------

                                                          $     675,049      $      675,995
                                                          =============      ==============

                                         LIABILITIES
                                         -----------
CURRENT
    Accounts payable and accrued liabilities              $      58,799      $       48,299
    Loans and advances from related parties                     188,965             171,714
                                                          -------------      --------------

    Total Liabilities                                           247,764             220,013
                                                          -------------      --------------

                                     SHAREHOLDERS EQUITY
                                     -------------------

SHARE CAPITAL   (Note 2)                                      1,285,071           1,285,071

DEFICIT (Page 3)                                               (857,786)           (829,089)
                                                          --------------     ---------------
                                                                427,285             455,982
                                                          -------------      --------------

                                                          $     675,049      $      675,995
                                                          =============      ==============







See accompanying notes unaudited to financial statements



                                 Ripped Canada Artists Inc.
                                Statement of Loss and Deficit

                                                                        Three Months       Three Months
                                                                           Ended              Ended
                                                                         February 28       February 28,
                                                                            2002               2001
                                                                        -----------        ------------
                                                                         (Unaudited)       (Unaudited)
    Income
    Revenue from disk sales                                            $      4,722       $           -
                                                                        -----------        ------------

    Office, general and administrative
    Management fees, salaries and benefits                             $     25,500       $       6,000
    Legal and audit                                                               -               2,300
    Office, general and administration                                        1,968               6,133
    Rent                                                                      2,250               2,250
    Shareholder information                                                   1,327
    Transfer agent's fees                                                       250                 900
    Amortization                                                              2,125                 300
                                                                       ------------       -------------

                                                                             33,420              17,883
                                                                        -----------        ------------

Loss before the under noted item                                            (28,698)            (17,882)
Write down of mining claims and deferred exploration expenditures                 -            (239,527)
                                                                       ------------       --------------
Net Loss for the Period                                                     (28,698)           (257,410)

Deficit, Beginning of Period                                               (829,089)           (362.321)
                                                                       ------------       --------------

DEFICIT, END OF PERIOD                                                 $   (857,787)      $    (733,731)
                                                                       =============      ==============

NET LOSS PER SHARE                                                     $      (0.08)      $       (0.08)
                                                                       =============      ==============




See accompanying notes to unaudited financial statements



                                      Ripped Canada Artists Inc.
                                  Statement of Changes in Cash Flow

                                                                     Three Months        Three Months
                                                                        Ended               Ended
                                                                     February 28         February 28,
                                                                        2002                 2001
                                                                    -------------      --------------
                                                                      (Unaudited)        (Unaudited)
 Cash provided by (Used in):
 Operating Activities
 Net loss for the period                                            $     (28,698)     $    (257,410)
 Add: item not affecting cash:
 Amortization                                                               2,125                300
 Write down of mining claims and deferred exploration expenditures              -            239,527
                                                                    -------------      --------------
                                                                          (21,253)           (17,583)
 Changes in non-cash operating working capital balances                     5,181             (5,700)
                                                                    -------------      --------------

 (Used in) Operating Activities                                           (16,072)           (23,283)
                                                                    --------------     --------------

 Financing Activities
 Issuance of common shares                                                      -             22,125
 Loans and advances from related parties                                   17,251              1,225
                                                                    -------------      -------------

 Provided by Financing Activities                                          17,251             23,350
                                                                    -------------      -------------

 Investing Activities
 Marketable securities                                                          -            (45,000)
 Oil and gas interests                                                          -             45,000
 Investment in film production                                             (3,908)              (750)
                                                                    --------------     --------------

 (Used in) Investing Activities                                            (3,908)              (750)
                                                                    --------------     --------------

 Decrease in Cash                                                          (2,729)              (683)

 Cash, beginning of period                                                  3,150                765
                                                                    -------------      -------------

 CASH, END OF PERIOD                                                $         421      $          82
                                                                    =============      =============




See accompanying notes to unaudited financial statements

                                 Ripped Canada
                                  Artists Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28,2002

1.   Summary of Significant Accounting Policies

     The accompanying policies and methods followed in preparing these financial statements are those used by Ripped Canada Artists Inc. (the "Company") as set out in the November 30, 2001 audited financial statements. However, the unaudited financial statements for the three months ended February 28, 2002 do not conform in all respects to the disclosure and information that is required for annual financial statements. For further information, see the Company's November 30, 2001 audited financial statements.

     The enclosed unaudited financial statements for the three months ended February 28, 2002 conform with generally accepted accounting principles in Canada for financial reporting for interim financial statements.

     In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Operating results for the three months ended February 28, 2002 is not indicative of the results that may be expected for the full year ended November 30, 2002.

2.   Share Capital

     a) Authorized- An unlimited number of Common shares

     -    an unlimited number of Class A shares, without par value, non-voting
     -    an unlimited number of Class B shares, without par value, non-voting


     b) Issued:                                   Number                 $
                                              -------------      -------------
         Common shares
         Balance:  November 30, 2001              4,757,238      $   1,285,071
                                              =============      =============

         Balance:  February 28, 2002              4,757,238      $   1,285,071
                                              =============      =============

     Officers, directors and employee stock option plan

     As at February 28, 2002, stock options were outstanding to purchase up to 65,000 at prices between $0.25 per share and $0.35 per share until March 27, 2006.

3.   Income taxes

     At February 28, 2001, the Company's income tax expense was nil. No benefit has been recognized in these financial statements.

     The future income tax assets and liabilities that may result from differences in tax values and accounting values have not been reflected in these financial statements.

4    United States Accounting Principles

     The financial statements presented are in accordance with Generally Accepted Accounting Principals ("GAAP") in Canada, which do not present any material differences with GAAP as it applies in the United States of America, except that they are expressed in Canadian Dollars.