Form 10-Q
period 2002-05-31
RIPPED CANADA ARTISTS INC /
filed 2002-07-16
CIK 1140738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002
                                                ------------

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

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, ON MAY 31, 2002 WAS 4,757,238.

                           Ripped Canada Artists Inc.
                              Financial Statements
                            (Prepared by Management)
                                  May 31, 2002


                                                                           Page

Balance Sheet                                                                2
Statement of Loss and Deficit                                                3
Statement of Cash Flows                                                      3
Notes to Financial Statements                                                4

                           RIPPED CANADA ARTISTS INC.
                             INTERIM BALANCE SHEETS
                                 May 31st, 2002
                            (Prepared by Management)

Assets
------
                                                         May          November
                                                         31              30
                                                        2002            2001
                                                     ===========    ===========
Current assets:
   Cash                                              $        94    $     3,150
   Accounts receivable                                     3,012          3,012
                                                     -----------    -----------
                                                           3,106          6,162
                                                     -----------    -----------

   Organization costs                                $     3,697    $     7,947
   Investment in private film production company         100,000        100,000
   Investment in TV and film productions                 520,794        516,886
    Marketable securities                                 45,000         45,000
                                                     -----------    -----------
                                                         669,491        669,833
                                                     -----------    -----------

                                                     $   672,597    $   675,995
                                                     ===========    ===========

Liabilities
-----------
Current liabilities:
   Accounts payable and accrued liabilities          $    58,799    $    48,299
   Loans and advances from related parties               188,715        171,714
                                                     -----------    -----------

         Total Liabilities                               247,514        220,013
                                                     -----------    -----------

Shareholders Equity
-------------------
SHARE CAPITAL (Note 2)                                 1,285,071      1,285,071

DEFICIT (Page 3)                                        (859,988)      (829,089)
                                                     -----------    -----------

                                                         425,083        455,982
                                                     -----------    -----------

                                                     $   672,597    $   675,995
                                                     ===========    ===========












See accompanying notes to financial statements



                                      RIPPED CANADA ARTISTS INC.
                                    STATEMENTS OF LOSS AND DEFICIT
                                  2nd. Quarter Ended May 31st, 2002
                                 (Prepared by Management - Unaudited)

                                                      2002                        2001

                                              3 Month                     3 Month
                                              Period     Year to Date      Period       Year to Date
INCOME
     Revenue from disk sales                $  17,847      $  22,569      $    --        $    --
 EXPENSES
     Abandoned mining claims                     --             --             --          239,527
     Management fees                           15,000         30,000         15,000         21,000
     Consulting fees                             --           10,500           --             --
     Office, general and administration           673          2,641          8,202         14,335
     Occupancy costs                            2,250          4,500          2,500          4,750
     Legal and audit                             --             --             --            2,300
     Shareholder information                     --            1,327
     Listing fees & transfer agent fees          --              250          1,353          2,253
     Amortization                               2,125          4,250            300            600
                                               20,048         53,468         27,355        284,765
Net loss for the period                        (2,201)       (30,899)       (27,355)      (284,765)
Deficit, Beginning of Period                 (857,787)      (829,089)      (733,731)      (476,321)
DEFICIT, END OF PERIOD                       (859,988)      (859,988)      (761,086)      (761,086)
NET LOSS PER SHARE                          $  (0.000)     $  (0.065)     $  (0.006)     $  (0.066)




                                               STATEMENTS OF CASH FLOWS
                                          2nd. Quarter Ended May 31st., 2002
                                         (Prepared by Management - Unaudited)


                                                                         2002                      2001

                                                              3 Month                       3 Month
                                                               Period      Year to Date      Period      Year to Date
CASH PROVIDED BY (USED IN):
Operating Activities
     Net loss for the period                                 $  (2,201)     $ (30,899)     $ (27,355)     $(284,765)
     Add (Deduct) item not affecting
       Amortization                                              2,125          4,250            300            600
       Write down of mining claims and development
       expenditures                                               --             --             --          239,527
                                                                   (76)       (26,649)       (27,055)       (44,638)
     Changes in non-cash operating working capital
     balances                                                    4,977         10,500        (29,589)       (35,289)
                                                                 4,901        (16,149)       (56,644)       (79,827)
Financing Activities
     Issuance of common shares                                    --             --            6,000         28,125
     Loans and advances from related parties                      (250)        17,001          8,533          9,758
                                                                  (250)        17,001         14,533         37,883
Investing Activities
     Investment in film production                              (4,978)        (3,908)        (1,913)        (2,663)
     Investment in marketable securities                          --           (3,908)          --
     Reduction in oil and gas assets                            (4,978)          --           45,000         45,000
                                                                (4,978)             ()        43,087         42,337
INCREASE (DECREASE) IN CASH                                       (327)        (3,056)           976            293
CASH, BEGINNING OF PERIOD                                          421          3,150             82            765
CASH, END OF PERIOD                                                 94             94          1,058          1,058

See accompanying Unaudited notes to financial statements

                                                          3

--------------------------------------------------------------------------------

                              Ripped Canada Artists
                     (Formerly: Findore Gold Resources Ltd.)
                          Notes to Financial Statements
                                November 30, 2000
                           Ripped Canada Artists Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2002

1.   Summary of Significant Accounting Policies

     The accompanying policies and methods followed in preparing these financial statements are those used by Ripped Canada Artists Inc. (the "Company") as set out in the November 30, 2001 audited financial statements. However, the Unaudited financial statements for the six months ended May 31, 2002 do not conform in all respects to the disclosure and information that is required for annual financial statements. For further information, see the Company's November 30, 2001 audited financial statements.

     The enclosed Unaudited financial statements for the six months ended May 31, 2002 conform with generally accepted accounting principles in Canada for financial reporting for interim financial statements.

     In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Operating results for the six months ended May 31, 2002 is not indicative of the results that may be expected for the full year ended November 30, 2002.

2.   Share Capital

     a) Authorized - An unlimited number of Common shares

          - An unlimited number of Class A shares, without par value, non-voting
          - An unlimited number of Class B shares, without par value, non-voting


     b) Issued:                                   Number                 $
                                              -------------      -------------
         Common shares
         Balance:  November 30, 2001              4,757,238      $   1,285,071
                                              =============      =============

         Balance:  May 31, 2002                   4,757,238      $   1,285,071
                                              =============      =============

     Officers, directors and employee stock option plan

     As at May 31, 2002, stock options were outstanding to purchase up to 65,000 at prices between $0.25 per share and $0.35 per share until March 27, 2006.

3.   Income taxes

     At May 31, 2002, the Company's income tax expense was nil. No benefit has been recognized in these financial statements.

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