Form 10-Q
period 2002-08-31
CONDOR GOLD CORP
filed 2002-10-15
CIK 1140738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002
                                                ---------------

                           RIPPED CANADA ARTISTS INC.
                           -------------------------

                                    ONTARIO


              390 BAY STREET - SUITE 1620
              TORONTO, ONTARIO                      M5H 2Y2


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  416.368.6161


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

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, ON AUGUST 31, 2002 WAS 6,474,378.

--------------------------------------------------------------------------------







                      Financial Statements of


                      CONDOR GOLD CORP.

                      (FORMERLY: RIPPED CANADA ARTISTS INC.)



                      Nine months ended August 31, 2002



                      (Unaudited - Prepared by Management)



CONDOR GOLD CORP.
(Formerly: Ripped Canada Artists Inc.)
Balance Sheets


 (Prepared by Management)

------------------------------------------------------------------------------------------------
                                                                 August 31,        November 30,
                                                                   2002               2001
                                                                (Unaudited)        (Audited)
------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                      $         70       $       3,150
     Accounts receivable                                              3,012               3,012
------------------------------------------------------------------------------------------------
                                                                      3,082               6,162
Other
Organization costs                                                    1,572               7,947
Investment in private film production company                       100,000             100,000
Investment in TV and film productions                               520,794             516,886
Marketable securities                                                45,000              45,000
------------------------------------------------------------------------------------------------

                                                               $    670,448          $  675,995
------------------------------------------------------------------------------------------------


Liabilities and Shareholder's Equity

Current liabilities:
     Accounts payable and accrued liabilities                  $     58,799       $      48,299
     Loans and advances from related parties                         32,101             171,714
------------------------------------------------------------------------------------------------
                                                                     90,900             220,013


Shareholders' equity
     Share capital                                                1,456,785           1,285,071
     Deficit                                                       (877,237)           (829,089)
------------------------------------------------------------------------------------------------
                                                                    579,548             455,982


                                                              $     670,448       $     675,995
------------------------------------------------------------------------------------------------



CONDOR GOLD CORP.
(Formerly: Ripped Canada Artists Inc.)
Statements of Operations and Deficit
Nine months ended August 31, 2002 and 2001

(Unaudited - Prepared by Management)


                                                      2002                                2001
----------------------------------------------------------------------------------------------------------
                                           3 Months        Year to Date         3 Months      Year to Date
----------------------------------------------------------------------------------------------------------
Revenue
     Revenue from disc sales              $      514       $    23,083          $  6,150           $ 6,150
----------------------------------------------------------------------------------------------------------

Expenses:
     Abandoned mining claims                       -                 -            20,949           260,476
     Management fees                          15,000            45,000            33,000            45,000
     Consulting fees                               -            10,500            12,765            12,765
     Office, general and administration          371             3,012            (4,692)            9,643
     Occupancy costs                               -             4,500             2,250             7,000
     Professional fees                             -                 -                 -             2,300
     Shareholder information                     267             1,594                 -                 -
     Listing and transfer agents fees              -               250             1,486             3,739
     Amortization                              2,125             6,375             5,775             6,375
----------------------------------------------------------------------------------------------------------
                                              17,763            71,231            71,533           347,297
----------------------------------------------------------------------------------------------------------


Income (loss) for the period                 (17,249)          (48,148)          (65,383)         (341,148)

Deficit, beginning of period                (859,988)         (829,089)         (752,086)         (476,321)
----------------------------------------------------------------------------------------------------------

Deficit, end of period                    $ (877,237)      $  (877,237)         (817,469)         (817,469)
----------------------------------------------------------------------------------------------------------


Loss per share                            $   (0.002)      $    (0.007)        $ (0.016)         $ (0.079)
----------------------------------------------------------------------------------------------------------



CONDOR GOLD CORP.
(Formerly: Ripped Canada Artists Inc.)
Statements of Cash Flows
Nine months ended August 31, 2002 and 2001

(Unaudited - Prepared by Management)
                                                              2002                                2001
--------------------------------------------------------------------------------------------------------------------
                                                    3 Months       Year to Date          3 Months       Year to Date
--------------------------------------------------------------------------------------------------------------------
Cash provided by (used) in:

Operating activities:
     Loss for the period                         $    (17,249)    $     (48,148)       $  (65,383)      $ (341,148)
     Items not involving cash:
         Amortization                                   2,125             6,375             5,775            6,375
         Write down of mining interests                     -                 -            20,949          260,476
       Changes in non-cash operating
       working capital balances                             -            10,500           (12,361)         (11,649)
--------------------------------------------------------------------------------------------------------------------

                                                     (15,124)          (31,273)          (51,020)          (74,297)
--------------------------------------------------------------------------------------------------------------------
Financing activities:
     Loans and advances from related parties
                                                     (156,614)         (139,613)           50,200           59,958
     Issue of common shares                           171,714           171,714             6,500           34,625
--------------------------------------------------------------------------------------------------------------------

                                                      15,100            32,101            56,700            94,583
--------------------------------------------------------------------------------------------------------------------

Investing activities:
     Investment in film productions                         -            (3,908)            4,978)          (7,641)
     Investment in marketable securities                    -                 -                 -          (45,000)
     Reduction in oil and gas assets                        -                 -                 -           45,000
--------------------------------------------------------------------------------------------------------------------

                                                           -             (3,908)           (4,978)          (7,641)
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                               (24)           (3,080)              702              996

Cash, beginning of period                                  94             3,150             1,059              765
--------------------------------------------------------------------------------------------------------------------

Cash, end of period                              $         70     $          70        $    1,761       $    1,761
--------------------------------------------------------------------------------------------------------------------

CONDOR GOLD CORP.
(Formerly: Ripped Canada Artists Inc.)
Notes to Financial Statements

Nine months ended August 31, 2002 and 2001
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------




1.   Accounting policies:

     The enclosed unaudited financial statements for the nine months ended August 31, 2002 and 2001 conform with generally accepted accounting principals in Canada for interim financial reporting. However, the unaudited financial statements for the nine months ended August 31, 2002 and 2001 do not conform in all respects to the disclosure and information that is required for annual financial statements. For further information, see the Corporation's November 30, 2001 audited financial statements. The accounting policies and methods followed in preparing these financial statements are those used by Condor Gold Corp. (the "Corporation") as set out in the November 30, 2001 audited financial statements, except for the following:

     Stock Option Compensation

     The Company has adopted section 3870 of the CICA Handbook from the Canadian Institute of Chartered Accountants for stock-based compensation and other stock-based payments. This section required the Company to provide pro forma earnings and earnings per share, as if the fair market based accounting had been used to account for stock-based compensation costs, if the fair market based accounting method was not presented in the statement of operations

     In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Operating results for the six months ended August 31, 2002 are not indicative of the results that may be expected for the full year ended November 30, 2002.

2.   Share capital:

     (a)  Authorized:

          Unlimited number of common shares

     (b)  Issued:

         --------------------------------------------------------------------
                                                                     Number
                                              Amount               of shares
         --------------------------------------------------------------------

         Balance, November 30, 2001          4,757,238         $    1,285,071
         --------------------------------------------------------------------

         Issued on settlement of debts       1,717,140                171,714

         Balance, August 31, 2002            6,474,378          $   1,456,785
         --------------------------------------------------------------------

CONDOR GOLD CORP.
(Formerly: Ripped Canada Artists Inc.)
Notes to Financial Statements

Nine months ended August 31, 2002 and 2001
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

2.   Share capital (continued):

     (c)  Stock options:

          At August 31, 2002 there were employee stock options outstanding to purchase 65,000 common shares at prices between $0.25 and $0.35 per share until March 27, 2006.



3.   Income taxes:

          At August 31, 2002 the Corporation's income tax expense was nil. No benefit related to available non-capital loss carry forwards has been recognized in these financial statements.

          The future income tax assets or liabilities that may result from differences in tax values and accounting values have not been reflected in these financial statements.



5.   Related party transactions:

          Related party transactions not disclosed elsewhere in these financial statements are as follows:

     (a) During the period ended August 31, 2002 the Company paid $ 45,000 (2001: $ 36,000) for management, consulting, rent and administrative services to companies related by virtue of common directors.

     (b) The loans and advances from related parties are interest free and have no fixed terms of repayment.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                   Condor Gold Corp.


                                            /s/ Alexander Stewart
                                            ------------------------------------
                                            Name: Alexander Stewart
                                            Title: Chairman and C.E.O


                                            /s/ Stephen Stewart
                                            ------------------------------------
                                            Name:  Stephen Stewart
                                            Title: C.F.O and V.P.



Dated: October 15, 2002